Form 10-K
period 1997-12-31
CLASSNOTES TRUST 1997-1
filed 1998-03-31
CIK 1038373

-------------------------------------------------
                                  OMB APPROVAL
               -------------------------------------------------
               OMB Number:      3235-0063
               Expires:         May 31, 2000
               Estimated average burden
               hours per response 1711.00
               -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                        Commission file number 333-18877

            THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A SALE AND SERVICING AGREEMENT, DATED AS OF FEBRUARY 28, 1997 PROVIDING FOR THE
    ISSUANCE OF CLASSNOTES TRUST 1997-1, ASSET-BACKED NOTES, SERIES 1997-1).


                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                     91-1815460
 (State or other jurisdiction                      (Trust I.R.S. Employer
of incorporation or organization)                    Identification No.)


  2840 MORRIS AVENUE, UNION, NJ                            07083
---------------------------------                     --------------
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (908) 686-2000


           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
         None                                       None


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes            |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997.

         Not Applicable

This annual report on Form 10K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel, Division of Corporation Financing, dated February 12, 1996.


                                     PART I

ITEM 1. BUSINESS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

ITEM 2. PROPERTIES

         Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

         Reference is made to the Annual Statement attached hereto as Exhibit
13.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established trading market for Registrant's securities subject to this filing.

         Number of holders of the NOTES as of March 20, 1998:    16

ITEM 6. SELECTED FINANCIAL DATA

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated
February 12, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Annual Compliance certificate attached as
Exhibit 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         None.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following information is furnished as of March 20, 1998 as to each Certificateholder of record of more than 5% of the Certificates:


Title of Class                    Name and Address of                     Amount of                 % of Class
                                    Beneficial Owner                     Security of
                                                                      Beneficial Owner
ClassNotes Trust                The Bank of New York                       15,000,000                19.5
1997-I Asset Backed             925 Patterson Plank Rd.
Notes, Series 1997-I,           Secaucus, NJ 07094
Class A-1
                                Citibank, N.A.                             22,250,000                28.9
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Smith Barney Inc.
                                333 W. 34th Street                         35,300,000                45.9
                                New York, NY 10001




Title of Class                Name and Address of Beneficial                Amount of                % of Class
                                          Owner                            Security of
                                                                        Beneficial Owner

ClassNotes Trust                Bank One Trust Company, N.A.                5,000,000                   5.4
1997-I Asset Backed             Corp. Reorg. Proxy Specialist
Notes, Series 1997-I,           235 W. Schrock Road
Class A-2                       Brooksedge Village
                                Westerville, OH 43081

                                Chase Manhattan Bank                        5,000,000                   5.4
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                M&I Marshall & Ilsley Bank                  5,000,000                   5.4
                                1000 North Water Street
                                P.O. Box 2977
                                Milwaukee, WI 53202

                                Smith Barney Inc.                           51,250,000                  55.1
                                333 W. 34th Street
                                New York, NY 10001

                                SSB Custodian                               5,750,000                   6.2
                                Global Corp. Action.
                                Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

                                Suntrust Bank, Atlanta                      20,000,000                  21.5
                                303 Peachtree St.,
                                14th Floor MC#3141
                                Atlanta, GA 30308

Title of Class                    Name and Address of                     Amount of                 % of Class
                                    Beneficial Owner                     Security of
                                                                       Beneficial Owner

ClassNotes Trust                The Bank of New York                       18,350,000                19.7
1997-I Asset Backed             925 Patterson Plank Rd.
Notes, Series 1997-I,           Secaucus, NJ 07094
Class A-3
                                Chase Manhattan Bank                       57,700,000                62
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Smith Barney Inc.                          18,950,000                20.4
                                333 W. 34th Street
                                New York, NY 10001

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      None

         (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K
(A)
     1. AMBAC Assurance Corporation ("AMBAC") and Subsidiaries' audited consolidated financial statements as of December 31, 1997 and 1996 and for the three years ended December 31, 1997 incorporated herein by reference as an exhibit to AMBAC's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1998.

         2.      Not applicable

         3.      Exhibits

                 13.  Annual Statement

                 20.  Annual Compliance Certificate

                 23.  Independent Auditors' Consent

(B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1998.

                                       THE MONEY STORE INC. as Representative




                                       By:  /S/  MICHAEL BENOFF
                                       Name:     Michael Benoff
                                       Title:    Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                            PAGE NUMBER

         ANNUAL STATEMENT                                       8

         ANNUAL COMPLIANCE CERTIFICATE                         20

         ANNUAL INDEPENDENT ACCOUNTANT"S REPORT                21

         INDEPENDENT AUDITORS' CONSENT                         21