Form 10-K
period 1999-12-31
CLASSNOTES TRUST 1997-1
filed 2000-04-07
CIK 1038373

-----------------------------------
                                                     OMB APPROVAL
                                             -----------------------------------
                                             OMB Number:     3235-0063
                                             Expires:        May 31, 2000
                                             Estimated average burden
                                             hours per response   1711.00
                                             -----------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                 Commission file numbers 333-18877 AND 333-47757
                             -----------------------

THE MONEY STORE INC.AND CLASSNOTES INC. (AS REPRESENTATIVE UNDER A SECOND SUPPLEMENTAL SALE AND SERVICING AGREEMENT, DATED AS OF MARCH 17, 1998 PROVIDING FOR THE ISSUANCE OF CLASSNOTES TRUST 1997-I, SERIES 1998-1).

                                CLASSNOTES, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            22-3400682
------------------------------------                   -------------------------
 (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                 95605
---------------------------------------------          ---------------------
     (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000
                                 --------------


          Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                -----------------------------------------
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

 |X| Yes |_|  No

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

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1999.

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

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

There is no established trading market for Registrant's securities subject to this filing.

Number of holders of  the NOTES as of March 15, 2000:  20
                                                       --

ITEM 6. SELECTED FINANCIAL DATA

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Annual Compliance certificate attached as Exhibit 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ------------------------------------------------------------------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following information is furnished as of March 15, 2000 as to each holder of record of more than 5% of a class of the Trust's securities:

                                                                               Amount of
                                     Name and Address of                       Security of
Title of Class                       Beneficial Owner                          Beneficial Owner        % of Class

Class Notes Trust 1997-I             Boston Safe Deposit and                   $5,000,000              5.0
Auction Rate,                        Trust Company
Asset Backed Notes,                  c/o Mellon Bank N.A.
Series 1998-I,                       Three Mellon Bank Center,
Class A-7                            Room 153-3015
                                     Pittsburgh, PA 15259

                                     Citibank, N.A.                            $8,000,000              8.0
                                     P.O. Box 30576
                                     Tampa, Fl 33630-3576

                                     Salomon Smith Barney Inc.                 $69,000,000             69.0
                                     333 W. 34th Street
                                     New York, NY 10001

                                     Suntrust Bank, Atlanta                    $15,000,000             15.0
                                     303 Peachtree St., 14th Floor MC#3141
                                     Atlanta, GA 30308


                                                                               Amount of
                                     Name and Address of                       Security of
Title of Class                       Beneficial Owner                          Beneficial Owner        % of Class

Class Notes Trust 1997-I             The Bank of New York                      $6,500,000              6.5
Auction Rate,                        925 Patterson Plank Rd.
Asset Backed Notes,                  Secaucus, NJ 07094
Series 1998-I,
Class A-8
                                     Salomon Smith Barney Inc.                 $85,400,000             85.4
                                     333 W. 34th Street
                                     New York, NY 10001


                                                                               Amount of Security of
                                     Name and Address of                       Beneficial Owner
Title of Class                       Beneficial Owner                                                  % of Class

Class Notes Trust 1997-I             The Bank of New York                      $14,650,000             14.7
Auction Rate,                        925 Patterson Plank Rd.
Asset Backed Notes,                  Secaucus, NJ 07094
Series 1998-I,
Class A-9
                                     Bankers Trust Company                     $10,000,000             10.0
                                     c/o BT Services Tennessee Inc.
                                     648 Grassmere Park Drive
                                     Nashville, TN 37211



                                                                               Amount of
                                     Name and Address of                       Security of
Title of Class                       Beneficial Owner                          Beneficial Owner        % of Class

Class Notes Trust 1997-I             Salomon Smith Barney Inc.                 $80,400,000             73.1
Auction Rate,                        333 W. 34th Street
Asset Backed Notes,                  New York, NY 10001
Series 1998-I,
Class A-10
                                     The Bank of New York                      $28,900,000             28.9
                                     925 Patterson Plank Rd.
                                     Secaucus, NJ 07094

                                     State Street Bank and                     $10,000,000             9.1
                                     Trust Company
                                     Global Corp. Action Dept. JAB5W
                                     P.O. Box 1631
                                     Boston, MA 02105-1631

                                     Suntrust Bank, Atlanta                    $8,500,000              7.7
                                     303 Peachtree St., 14th Floor MC#3141
                                     Atlanta, GA 30308

                                     Wachovia Bank, N.A.                       $11,100,000             10.1
                                     100 N. Main Street, NC 37121
                                     Winston-Salem, NC  27150


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)  None

     (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------
(a)

     1. Ambac Assurance Corporation and subsidiaries audited consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999 included in the Annual Report on Form 10-K of Ambac Financial Group, Inc., which was filed with the Securities and Exchange Commission on March 30, 2000, are hereby incorporated by reference.

     2.   Not applicable

     3.   Exhibits

          13.  Annual Statement

          20.  Annual Compliance Certificate

          23.  Independent Auditors' Consent

     (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as Representative on behalf of the trust on the 7th day of April, 2000.


                                         CLASSNOTES, INC.




                                         By:      /s/ Arthur Q. Lyon
                                                  ---------------------
                                         Name:    Arthur Q. Lyon
                                         Title:   Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                             PAGE NUMBER

         ANNUAL STATEMENT                                             7

         ANNUAL COMPLIANCE CERTIFICATE                               18

         INDEPENDENT AUDITORS' CONSENT                               19