Form 10-K
period 2000-12-31
CLASSNOTES TRUST 1997-1
filed 2001-04-17
CIK 1038373

-----------------------------------------------
                                            OMB APPROVAL
                               -----------------------------------------------
                               OMB Number:     3235-0063
                               Expires:        May 31, 2000
                               Estimated average burden
                               hours per response   1711.00
                               -----------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                 Commission file numbers 333-18877 AND 333-47757

   THE MONEY STORE INC.AND CLASSNOTES INC. (AS REPRESENTATIVE UNDER A SECOND SUPPLEMENTAL SALE AND SERVICING AGREEMENT, DATED AS OF MARCH 17, 1998 PROVIDING
          FOR THE ISSUANCE OF CLASSNOTES TRUST 1997-I, SERIES 1998-1).

                                CLASSNOTES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          22-3400682
 (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA              95605
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

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

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

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        There is no established trading market for Registrant's securities subject to this filing.

        Number of holders of  the NOTES as of April 9, 2001:  23

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information is furnished as of April 9, 2001 as to each holder of record of more than 5% of a class of the Trust's securities:

                                                                              Amount of Security of
                                     Name and Address of                      Beneficial Owner        %
Title of Class                       Beneficial Owner                                                 of Class

Class Notes Trust 1997-I             Bank of New York (THE)                   $8,200,000              8.2
Auction Rate,                        925 Patterson Plank Rd.
Asset Backed Notes,                  Secaucus, NJ 07094
Series 1998-I,
Class A-7
                                     Salomon Smith Barney Inc.                $86,700,000             86.7
                                     333 W. 34th Street
                                     New York, NY 10001


                                                                               Amount of Security of
                                     Name and Address of                       Beneficial Owner
Title of Class                       Beneficial Owner                                                  % of Class

Class Notes Trust 1997-I             Bank of New York                          $10,150,000             10.15
Auction Rate,                        925 Patterson Plank Rd.
Asset Backed Notes,                  Secaucus, NJ 07094
Series 1998-I,
Class A-8

                                     Citibank, N.A.                            $12,700,000             12.7
                                     3800 Citicorp Center Tampa
                                     Building B/Floor 1
                                     Tampa, FL 33610-9122

                                     Salomon Smith Barney Inc.                 $59,750,000             59.75
                                     333 W. 34th Street
                                     New York, NY 10001

                                     State Street Bank and Trust Company       $17,400,000             17.4
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171


                                                                               Amount of Security of
                                     Name and Address of                       Beneficial Owner
                                     Beneficial Owner                                                  % of Class
Title of Class

Class Notes Trust 1997-I             Boston Safe Deposit and Trust Company     $10,500,000             10.5
Auction Rate,                        c/o Mellon Bank N.A.
Asset Backed Notes,                  Three Mellon Bank Center,
Series 1998-I,                       Room 153-3015
Class A-9                            Pittsburgh, PA 15259

                                     Salomon Smith Barney Inc.                 $73,700,000             73.7
                                     333 W. 34th Street
                                     New York, NY 10001

                                     State Street Bank and Trust Company       $8,850,000              8.85
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171

Class Notes Trust 1997-I             Bear, Sterns Securities Corp.             $12,000,000             10.91
Auction Rate,                        One Metrotech Center North
Asset Backed Notes,                  4th Floor
Series 1998-I,                       Brooklyn, NY 11201-3862
Class A-10
                                     Boston Safe Deposit and Trust Company     $15,000,000             13.64
                                     c/o Mellon Bank N.A.
                                     Three Mellon Bank Center,
                                     Room 153-3015
                                     Pittsburgh, PA 15259

                                     Salomon Smith Barney Inc.                 $39,100,000             35.55
                                     333 W. 34th Street
                                     New York, NY 10001

                                     SSB - Trust Custody                       $31,300,000             28.45
                                     225 Franklin Street, M4
                                     Boston, MA 02110

                                     State Street Bank and                     $10,000,000             9.09
                                     Trust Company
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 (A)     None

         (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
         1.      To be filed by amendment.


         2.      Not applicable

         3.      Exhibits

                 13.  Annual Statement

                 20.  Annual Compliance Certificate

          (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as Representative on behalf of the trust on the 16th day of April, 2001.



                                         CLASSNOTES, INC.




                                         By:    /s/ Arthur Q. Lyon
                                               ---------------------------
                                         Name:  Arthur Q. Lyon
                                         Title: Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                             PAGE NUMBER

         ANNUAL STATEMENT                                             6

         ANNUAL COMPLIANCE CERTIFICATE                                6